Form 10QSB
period 2001-06-30
NORICOM INC
filed 2001-08-01
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

                        Commission file number: 000-32767

                                  NORICOM, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                         86-1024812
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


                8776 East Shea Suite B3A323, Scottsdale, AZ 85260
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                  (480)602-9262
                              ---------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2001 was 1,000,000.

Part I                                                                      PAGE



                                  NORICOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)






                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        June 30, 2001 (unaudited) and December 31, 2000                        3

        Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited), and cummulative
        from inception on July 16, 1998 through June 30, 2001(unaudited)       4

        Condensed Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000 (unaudited), and cummulative
        from inception on July 16,1998 through June 30, 2001(unaudited)        5

        Statement of Changes in Stockholders' equity for the period from
        inception on July 16, 1998 to June 30, 2001 (unaudited)                6

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7

Part II - Other Information

  Item 1. Legal Proceedings                                                    7

  Item 2. Changes in Securities                                                7

  Item 6. Exhibits and Reports on Form                                         7

                                  NORICOM, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS


                                                          June 30,  DECEMBER 31,
                                                              2001          2000
                                                       (unaudited)
                                     ASSETS

TOTAL ASSETS                                             $       -     $       -
                                                        ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Shareholder advances                                   $9,090        $5,555
                                                        ----------    ----------
        Total Current Liabilities                            9,090         5,555
                                                        ----------    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
          authorized, 1,000,000 issued and outstanding       1,000         1,000
     Paid-in capital                                         1,800         1,800
    (Deficit) accumulated during the development stage     (11,890)       (8,355)
                                                        ----------     ---------
        Total Stockholders' Equity (Deficit)                (9,090)       (5,555)
                                                        ----------     ---------
                                                         $       -      $      -
                                                        ==========     =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                          Cummulative
                                                                                             from
                                                                                            July 16,
                                                                                              1998
                                                                                           (Inception)
                                     For the Three Months Ended  For the Six Months Ended       to
                                                June 30,                June 30,             June 30,
                                           2001        2000         2001        2000           2001
REVENUE                                  $         - $         - $         - $         -  $          -
                                         ----------- ----------- ----------- -----------  ------------
EXPENSES:
      General and administrative               2,575         675       3,535       1,635        11,890
                                         ----------- ----------- ----------- -----------  ------------
        Total Expenses                         2,575         675       3,535       1,635        11,890
                                         ----------- ----------- ----------- -----------  ------------
NET (LOSS)                               $    (2,575)$      (675)$    (3,535)$    (1,635) $    (11,890)
                                         =========== =========== =========== ===========  ============
NET (LOSS) PER COMMON SHARE-Basic              *           *          *           *
                                         =========== =========== =========== ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               1,000,000   1,000,000   1,000,000   1,000,000
                                         =========== =========== =========== ===========

*       Less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Cummulative
                                                                             from
                                                                            July 16,
                                                                             1998
                                                                           (Inception)
                                                For The Six Months Ended       to
                                                        June 30,             June 30,
                                                      2001      2000          2001
                                                   --------- ---------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) from operations                   $  (3,535)$  (1,635)  $    (11,890)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
        Changes in:
              Shareholder advances                     3,535     1,635          9,090
                                                   --------- ---------   ------------
        Net Cash (Used) by Operating Activities            -         -         (2,800)
                                                   --------- ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock                                         2,800
                                                   --------- ---------   ------------
        Net Cash From Financing Activities                 -         -          2,800
                                                   --------- ---------   ------------

NET INCREASE IN CASH                                       -         -              -

CASH, beginning of period                                  -         -              -
                                                   --------- ---------   ------------
CASH, end of period                                $       - $       -  $           -
                                                   =========  ========   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                       (Deficit)
                                                                      Accumulated
                                                                       During the
                                            Common Stock       Paid-in Development
                                          Shares     Amount    Capital     Stage       Total
                                        -------------------- --------- -----------  --------
(audited)
Balances, at inception                           - $       - $       - $       -   $       -
Proceeds from sale of common
  stock at $.001 per share                 200,000       200     1,800                 2,000
Proceeds from sale of common
  stock  At $.001 per share                800,000       800                             800
  Net (loss) for the period                                               (2,385)     (2,385)
                                        ----------  -------- --------- -----------  --------
Balances, December 31, 1998              1,000,000     1,000     1,800    (2,385)        415
  Net (loss) for the year                                                 (2,985)     (2,985)
                                        ----------  -------- --------- -----------  --------
Balances, December 31, 1999              1,000,000     1,000     1,800    (5,370)     (2,570)
  Net (loss) for the year                                                 (2,985)     (2,985)
                                        ----------  -------- --------- -----------  --------
Balances, December 31, 2000              1,000,000     1,000     1,800    (8,355)     (5,555)
(unaudited)
    Net (loss) for the three months
     ended March 31 2001                                                    (960)       (960)
                                        ----------  -------- --------- -----------  --------
Balances, March 30, 2001                 1,000,000     1,000     1,800    (9,315)     (6,515)
  Net (loss) for the three months
   ended June 30, 2001                                                    (2,575)     (2,575)
                                        ----------  -------- --------- -----------  --------

Balances, June 30, 2001                  1,000,000 $   1,000 $   1,800 $ (11,890)  $  (9,090)
                                        ========== ========= ========= =========  ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-SB for the year ended December 31, 2000

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital until it achieves its indicated business plan.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 01 day of August, 2001.

By: /s/Kevin Ericksteen
-----------------------
Kevin Ericksteen
President and Director