Form 10QSB
period 2001-09-30
NORICOM INC
filed 2002-05-30
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2001 was 1,000,000.

                                  NORICOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS



Part I     Financial Information                                            Page

Item 1.    Financial Statements:

   Condensed Balance Sheets September 30, 2001 and December 31,
   2000 (unaudited) .........................................................  3

   Unaudited  Condensed  Statements of Operations for the three and nine  months  ended  September  30,  2001 and 2000 , and
   cummulative   from   inception  on  July  16,  1998  through
   September 30, 2001 .......................................................  4

   Unaudited  Condensed  Statements  of Cash Flows for the nine months ended  September 30, 2001 and 2000,  and  cummulative from inception on July 16, 1998 through September 30, 2001  ..............  5

   Statement of Changes in Stockholders'  equity for the period from  inception  on July  16,  1998 to  September  30,  2001
   (unaudited)  .............................................................  6

   Notes to Financial Statements (unaudited) ................................  7

   Plan of operation  .......................................................  7

Item 2.

Part II - Other Information

Item 1. Legal Proceedings  ..................................................  7

Item 2. Changes in Securities  ..............................................  7

Item 6. Exhibits and Reports on Form  .......................................  7

Signatures  .................................................................  7

                                  NORICOM, INC.
                         ( a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                      September 30, December 31,
                                                          2001          2000
                                                       (unaudited)
                                                      ------------- ------------
                                     ASSETS
                                -----------------


TOTAL ASSETS                                           $          -  $         -
                                                      ============= ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Shareholder advances                                $     10,165  $     5,555
                                                      ------------- ------------
                Total Current Liabilities                    10,165        5,555
                                                      ------------- ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
      authorized, 1,000,000 issued and outstanding            1,000        1,000
   Paid-in capital                                            1,800        1,800
   (Deficit) accumulated during the development stage       (12,965)      (8,355)
                                                      ------------- ------------

                Total Stockholders' Equity (Deficit)        (10,165)      (5,555)
                                                      ------------- ------------

                                                       $          -  $         -
                                                      ============= ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                              Cummulative
                                                                                                 from
                                                                                                July 16,
                                                                                                 1998
                                                                                              (Inception)
                                         For the Three Months Ended For the Nine Months Ended     to
                                                 September 30,             September 30,     September 30,
                                          ------------------------- ------------------------- ------------
                                               2001         2000         2001         2000          2001
                                          ------------ ------------ ------------ ------------ ------------
REVENUE                                    $         -  $         -  $         -  $         -  $         -
                                          ------------ ------------ ------------ ------------ ------------
EXPENSES:
   General and administrative                    1,075        1,350        4,610        2,310       12,965
                                          ------------ ------------ ------------ ------------ ------------
             Total Expenses                      1,075        1,350        4,610        2,310       12,965
                                          ------------ ------------ ------------ ------------ ------------
NET (LOSS)                                 $    (1,075) $    (1,350) $    (4,610) $    (2,310) $   (12,965)
                                          ============ ============ ============ ============ ============
NET (LOSS) PER COMMON SHARE-Basic                *           *           *            *
                                          ============ ============ ============ ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 1,000,000    1,000,000    1,000,000    1,000,000
                                          ============ ============ ============ ============

   *    Less than $.01 per share


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Cummulative
                                                                                     from
                                                                                   July 16,
                                                                                     1998
                                                                                 (Inception)
                                                      For The Nine Months Ended       to
                                                             September 30,      September 30,
                                                       ------------------------- ------------
                                                            2001         2000         2001
                                                       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                                (3,535)      (1,635)     (12,965)
   Adjustments to reconcile net (loss) to net
       cash used by operating activities:
           Changes in:
             Shareholder advances                             3,535        1,635       10,165
                                                       ------------ ------------ ------------

           Net Cash (Used) by Operating Activities                -            -       (2,800)
                                                       ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                   2,800
                                                       ------------ ------------ ------------
           Net Cash From Financing Activities                     -            -        2,800
                                                       ------------ ------------ ------------

NET INCREASE IN CASH                                              -            -            -

CASH, beginning of period                                         -            -            -
                                                       ------------ ------------ ------------
CASH, end of period                                     $         -  $         -  $         -
                                                       ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   (Deficit)
                                                                                 Accumulated
                                                                                  During the
                                                 Common Stock            Paid-in  Development
                                              Shares       Amount        Capital     Stage           Total
                                          ------------ ------------ ------------ ------------ ------------
(audited)
Balances, at inception                               -  $         -  $         -  $         -  $         -
Proceeds from sale of common
   stock at $.001 per share                    200,000          200        1,800                     2,000
Proceeds from sale of common
   stock At $.001 per share                    800,000          800                                    800
   Net (loss) for the period                                                           (2,385)      (2,385)
                                          ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1998                  1,000,000        1,000        1,800       (2,385)         415
   Net (loss) for the year                                                             (2,985)      (2,985)
                                          ------------ ------------ ------------ ------------ ------------

Balances, December 31, 1999                  1,000,000        1,000        1,800       (5,370)      (2,570)
   Net (loss) for the year                                                             (2,985)      (2,985)
                                          ------------ ------------ ------------ ------------ ------------

Balances, December 31, 2000                  1,000,000        1,000        1,800       (8,355)      (5,555)
(unaudited)
   Net (loss) for the three months
   ended March 31 2001                                                                   (960)        (960)
                                          ------------ ------------ ------------ ------------ ------------

Balances, March 30, 2001 (unaudited)         1,000,000        1,000        1,800       (9,315)      (6,515)
   Net (loss) for the three months
   ended June 30, 2001                                                                 (2,575)      (2,575)
                                          ------------ ------------ ------------ ------------ ------------

Balances, June 30, 2001 (unaudited)          1,000,000        1,000        1,800      (11,890)      (9,090)
   Net (loss) for the three months
   ended September 30, 2001                                                            (1,075)      (1,075)
                                          ------------ ------------ ------------ ------------ ------------

Balances, September 30, 2001 (unaudited)     1,000,000  $     1,000  $     1,800  $   (12,965) $   (10,165)
                                          ============ ============ ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of May 2002.

By: /s/Kevin Ericksteen
-----------------------
Kevin Ericksteen
President and Director