Form 10KSB
period 2001-12-31
NORICOM INC
filed 2002-06-03
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 31, 2001 was 1,000,000.

                                  NORICOM, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS
                                                                            PAGE
Part I

Item 1. Financial Statements

    Indenpendent Auditors Report ............................................  2

    Balance Sheet ...........................................................  3

    Statements of Operations  ...............................................  4

    Statements of Cash Flows ................................................  5

    Statements of Stockholders' Equity  .....................................  7

    Notes to Financial Statements  ......................................... 7-8

Item 2. Plan of Operation  ..................................................  8

Part II - Other Information

Item 1. Legal Proceedings  ..................................................  8

Item 2. Changes in Securities  ..............................................  8

Item 6. Exhibits and Reports on Form  .......................................  8

Signatures  .................................................................  8


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Noricom, Inc.
Scottsdale, Arizona

We have audited the accompanying balance sheet of Noricom, Inc. (a Nevada corporation in the development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2001, and for the period from July 16, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Noricom, Inc., as of December 31, 2001, and the results of its operations and its cash flows for each of each of the years in the two year period ended December 31, 2001 and for the period from July 16, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Braverman & Company, P.C.
Prescott, Arizona
May 25, 2002

                                  NORICOM, INC.
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001



                                     ASSETS
                                 -------------

TOTAL ASSETS                                                        $          -
                                                                   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               -------------------------------------------------


TOTAL LIABILITIES                                                   $          -
                                                                   -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
     authorized, 1,000,000 issued and outstanding                          1,000
   Paid-in capital                                                        13,540
  (Deficit) accumulated during the development stage                     (14,540)
                                                                   -------------
        Total Stockholders' Equity (Deficit)                                   -
                                                                   -------------

                                                                    $          -
                                                                   =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                    Cummulative
                                                                        from
                                                                       July 16,
                                                                         1998
                                                                    (Inception)
                                          For the Years Ended            to
                                               December 31,         December 31,
                                            2001           2000         2001
                                       ------------- ------------- -------------
REVENUE                                 $          -  $          -  $          -

EXPENSES:

   General and administrative                  6,185         2,985        14,540
                                       ------------- ------------- -------------
        Total Expenses                         6,185         2,985        14,540
                                       ------------- ------------- -------------
NET (LOSS)                              $     (6,185) $     (2,985) $    $14,540)
                                       ============= ============= =============
NET (LOSS) PER COMMON SHARE-Basic       $      (0.01)      *
                                       ============= =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               1,000,000     1,000,000
                                       ============= =============
* less than $.01 per share




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                  Cummulative
                                                                                     from
                                                                                   July 16,
                                                                                     1998
                                                                                  (Inception)
                                                        For the Years Ended            to
                                                             December 31,         December 31,
                                                          2001          2000          2001
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                               (6,185)       (2,985)      (14,540)
   Adjustments to reconcile net (loss) to net
      cash used by operating activities:
        Contributed capital                                 11,740                      11,740
        Changes in:
            Shareholder advances                            (5,555)        2,985             -
                                                     ------------- ------------- -------------
        Net Cash (Used) by Operating Activities                  -             -        (2,800)
                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                    2,800
                                                     ------------- ------------- -------------
        Net Cash From Financing Activities                       -             -         2,800
                                                     ------------- ------------- -------------
NET INCREASE IN CASH                                             -             -             -

CASH, beginning of period                                        -             -             -
                                                     ------------- ------------- -------------
CASH, end of period                                   $          -  $          -  $          -
                                                     ============= ============= =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                    (Deficit)
                                                                                  Accumulated
                                                                                   During the
                                              Common Stock             Paid-in    Development
                                            Shares        Amount       Capital        Stage           Total
                                       ------------- ------------- ------------- ------------- -------------
Balances, at inception                             -  $          -  $          -  $          -  $          -
Proceeds from sale of common
   stock at $.01 per share                   200,000           200         1,800                       2,000
Proceeds from sale of common
   stock at par value $.001                  800,000           800                                       800
   Net (loss) for the period                                                            (2,385)       (2,385)
                                       ------------- ------------- ------------- ------------- -------------
Balances, December 31, 1998                1,000,000         1,000         1,800        (2,385)          415
   Net (loss) for the year                                                              (2,985)       (2,985)
                                       ------------- ------------- ------------- ------------- -------------
Balances, December 31, 1999                1,000,000         1,000         1,800        (5,370)       (2,570)
   Net (loss) for the year                                                              (2,985)       (2,985)
                                       ------------- ------------- ------------- ------------- -------------
Balances, December 31, 2000                1,000,000         1,000         1,800        (8,355)       (5,555)
Contributed capital                                                       11,740                      11,740
                                       ------------- ------------- ------------- ------------- -------------
   Net (loss) for the year                                                              (6,185)       (6,185)
                                       ------------- ------------- ------------- ------------- -------------
Balances, December 31, 2001                1,000,000  $      1,000  $     13,540  $    (14,540)  $         -
                                       ============= ============= ============= ============= =============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Noricom. Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company. The Company's objective is to merge with a company whose operations will be sufficient to sustain positive cash flows and achieve profitable operations. Its year-end is December 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. It has sustained operating losses since inception and has a negative working capital and a deficit in stockholders equity. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management's plan is to pursue the acquisition of a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.


For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 2001, accumulated deductible expenses incurred since inception of $5090, resulted in a $1,018 deferred tax asset. A valuation allowance of $1,018 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share". For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.


NOTE 2 - CONTRIBUTED CAPITAL

Operating expenses since inception include amounts incurred by the Company for management services, office expenses, filing, resident agent and auditing and accounting fees. Since the Company has never maintained a bank account, all such expenses incurred to date have been paid or provided at fair market valued by the principal shareholder using the proceeds received from the sale of the 1,000,000 shares of the Company's common stock of $2,800. As of December 31, 2001, all of the net expenses incurred have been contributed to the capital of the Company by the principal shareholder.

ITEM 2. PLAN OF OPERATION

For the near term, the Company continues to seek merger and/or acquisition candidates. It has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date. Management of the Company believes that its shareholders will continue to provide the finances the Company requires, without the need to raise additional capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         None
     (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of May 2002.

By: /s/Kevin Ericksteen
-----------------------
Kevin Ericksteen
President and Director