Form 10QSB
period 2002-03-31
NORICOM INC
filed 2002-06-06
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

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

Yes XX No
----- -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31,2002 was 1,000,000.

                                  NORICOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS



Part I Financial Information                                                Page

Item 1.Financial Statements:

   Condensed  Balance  Sheets  March 31, 2002  (unaudited)  and
   December 31, 2001  .......................................................  3

   Unaudited Condensed Statements of Operations for the
   three months ended March 31, 2002 and 2001, and cummulative from inception on July 16, 1998 through March 31, 2002 ...................  4

   Unaudited Condensed Statements of Cash Flows for the
   three months ended March 31, 2002 and 2001, and cummulative from inception on July 16, 1998 through March 31, 2002 ...................  5

   Statement of Changes in Stockholders' equity for the period from from inception on July 16, 1998 through March 31, 2002 (unaudited) .......  6

   Notes to Financial Statements (unaudited) ................................  7

Item 2. Plan of operation ...................................................  7

Part II - Other Information

Item 1. Legal Proceedings  ..................................................  7

Item 2. Changes in Securities  ..............................................  7

Item 6. Exhibits and Reports on Form  .......................................  7

Signatures  .................................................................  7

                                  NORICOM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                          March, 31 December, 31
                                                            2002         2001
                                                       ------------ ------------
                                                        (unaudited)
                                     ASSETS
ASSETS
                                                       $          -  $         -
                                                       ============ ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES


   Total Current Liabilities                           $          -  $         _
                                                       ------------ ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
     authorized, 1,000,000 issued and outstanding             1,000        1,000
   Paid-in capital                                           15,450       13,540
   (Deficit) accumulated during the development stage       (16,450)     (14,540)
                                                       ------------ ------------

Total Stockholders' Equity (Deficit)                              -            -
                                                       ------------ ------------
                                                       $          -  $         -
                                                       ============ ============

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    Cummulative
                                                                        from
                                                                      July 16,
                                                                        1998
                                              Three Months Ended    (Inception)
                                                   March 31,              to
                                                2002        2001   March 31, 2002
                                          ------------------------- ------------
REVENUES                                   $          - $          - $         -
                                          ------------ ------------ ------------
EXPENSES
   General and administrative                    1,910          960       16,450
                                          ------------ ------------ ------------

   Total expenses                                1,910          960       16,450
                                          ------------ ------------ ------------
NET (LOSS)                                $     (1,910)$       (960)$    (16,450)
                                          ============ ============ ============
NET (LOSS) PER SHARE                            *           *
                                          ============ ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   7,000,000    7,000,000
                                          ============ ============
* less than $.01 per share

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Cummulative
                                                                                    from
                                                                                   July 16,
                                                      For The Nine Months Ended      1998
                                                             March 31,           (Inception)
                                                       -------------------------      to
                                                            2002         2001   March 31, 2002
                                                       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                           $    (1,910) $      (960) $   (16,450)
   Adjustments to reconcile net (loss) to net
     cash used by operating activities:
          Contributed capital                                 1,910                    15,450
          Changes in:
              Shareholder advances                                           960            -
                                                       ------------ ------------ ------------

          Net Cash (Used) by Operating Activities                 -            -       (1,000)
                                                       ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                   1,000
                                                       ------------ ------------ ------------

Net Cash From Financing Activities                                -            -        1,000
                                                       ------------ ------------ ------------

NET INCREASE IN CASH                                              -            -            -

CASH, beginning of period                                         -            -            -
                                                       ------------ ------------ ------------
CASH, end of period                                     $         -  $         -  $         -
                                                       ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                  NORICOM, INC.
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   (Deficit)
                                                                                 Accumulated
                                                                                  During the
                                                 Common Stock            Paid-in  Development
                                              Shares       Amount        Capital     Stage           Total
                                          ------------ ------------ ------------ ------------ ------------
audited
Balances, at inception                               -  $         -  $         -  $         _  $         -
Proceeds from sale of common
   stock at $.01 per share                     200,000          200        1,800                     2,000
Proceeds from sale of common
   stock at par value $.001                    800,000          800                                    800
   Net (loss) for the period                                                           (2,385)      (2,385)
                                          ------------ ------------ ------------ ------------ ------------
Balances, December 31, 1998                  1,000,000        1,000        1,800       (2,385)         415
   Net (loss) for the year                                                             (2,985)      (2,985)
                                          ------------ ------------ ------------ ------------ ------------
Balances, December 31, 1999                  1,000,000        1,000        1,800       (5,370)      (2,570)
   Net (loss) for the year                                                             (2,985)      (2,985)
                                          ------------ ------------ ------------ ------------ ------------
Balances, December 31, 2000                  1,000,000        1,000        1,800       (8,355)      (5,555)
Contributed capital                                                       11,740                    11,740
   Net (loss) for the year                                                             (6,185)      (6,185)
                                          ------------ ------------ ------------ ------------ ------------
Balances, December 31, 2001                  1,000,000        1,000       13,540      (14,540)           -
(unaudited)
Contributed capital                                                        1,910                     1,910
   Net (loss) for the quarter                                             (1,910)                   (1,910)
                                          ------------ ------------ ------------ ------------ ------------
Balances, March 31, 2002                     1,000,000  $     1,000  $    15,450  $   (16,450) $         -
                                          ============ ============ ============ ============ ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of June 2002.

By: /s/Kevin Ericksteen
-----------------------
Kevin Ericksteen
President and Director