Form 10KSB
period 2005-12-31
A J&J PHARMA CORP
filed 2006-03-29
CIK 1140452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005


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

As of December 31, 2005, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

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
ITEM 8  CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
        FINANCIAL DISCLOSURE ................................................ 14

Part II

ITEM 9  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS & CONTROL PERSONS,
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................... 15
                The Directors and Officers of the Company ................... 15
                Compliance with Section 16(a) of the Exchange Act ........... 15
ITEM 10 EXECUTIVE COMPENSATION .............................................. 15
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT ........ 15
                Security Ownership of Beneficial Owners ..................... 16
                Security Ownership of Management ............................ 16
ITEM 12 CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS ........................ 16
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K .................................... 16
                Exhibits .................................................... 16
                Reports on Form 8-K ......................................... 16
SIGNATURES .................................................................. 17

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

                                     Market

To the knowledge of current management, there is no public trading market for the Company's common stock

                                     Holders

At December 31, 2005, there were approximately 37 holders of record of the Company's common stock.

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

ITEM 7. FINANCIAL STATEMENTS




                              A J & J PHARMA CORP.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                                                         PAGE

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ........................ F-1

BALANCE SHEET ........................................................... F-2

STATEMENTS OF OPERATIONS ................................................ F-3

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)............................. F-4

STATEMENTS OF CASH FLOWS ................................................ F-5

NOTES TO FINANCIAL STATEMENTS ........................................... F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
A J & J PHARMA CORP.
Kamloops, B.C. Canada

We have audited the accompanying balance sheet of A J & J Pharma Corp.(a Nevada development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2005, and for the period from July 16, 1998 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A J & J Pharma Corp., as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2005, and for the period from July 16, 1998 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


Braverman International, P.C.
Prescott, Arizona
March 13, 2006

                            AJ & J PHARMA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                December 31, 2005


                                     ASSETS
                                    --------

 CURRENT ASSETS                                                        $   --
                                                                       ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

       Accounts payable, Officers                                      $ 33,128
                                                                       --------

       Total Current Liabilities                                         33,128
                                                                       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000
  shares authorized, 1,000,000 issued and
  outstanding                                                             1,000
Paid in capital                                                           1,800
(Deficit) accumulated during the development stage                      (35,928)
                                                                       --------


Total Stockholders' Equity (Deficit)                                    (33,128)
                                                                       --------

                                                                        $   --
                                                                       ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            AJ & J PHARMA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS



                                                                     Cumulative
                                                                        from
                                                                       July 16,
                                                                        1998
                                                                     (Inception)
                                       Years Ended December 31,          to
                                      --------------------------    December 31,
                                          2005           2004           2005
                                      -----------    -----------    -----------

REVENUES                              $      --      $      --      $      --
                                      -----------    -----------    -----------

EXPENSES
   General and administrative               6,590          6,605         35,928
                                      -----------    -----------    -----------

   Total expenses                           6,590          6,605         35,928
                                      -----------    -----------    -----------

NET (LOSS)                            $    (6,590)   $    (6,605)   $   (35,928)
                                      ===========    ===========    ===========

NET (LOSS) PER SHARE                  $     (0.01)   $     (0.01)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING             1,000,000      1,000,000
                                      ===========    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            AJ & J PHARMA CORPORATION
                              (A DEVELOPMENT STAGE
                                   ENTERPRISE)
                                  STATEMENTS OF
                              STOCKHOLDERS' EQUITY
                                    (DEFICIT)


                                                                                  (Deficit)
                                                                                 Accumulated
                                           Common Stock                          During the
                               -----------------------------      Paid-in        Development
                                   Shares           Amount        Capital           Stage             Total
                               -------------   -------------   -------------    -------------    -------------
Balances, at inception                  --     $        --     $        --      $        --      $        --
July 16, 1998:
Proceeds from sale of common
  stock at $.01 per share            200,000             200           1,800             --              2,000
Proceeds from sale of common
  stock at par value $.001           800,000             800            --               --                800
  Net (loss) for the period             --              --              --             (2,385)          (2,385)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 1998        1,000,000           1,000           1,800           (2,385)             415
  Net (loss) for the year               --              --              --             (2,985)          (2,985)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 1999        1,000,000           1,000           1,800           (5,370)          (2,570)
  Net (loss) for the year               --              --              --             (2,985)          (2,985)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 2000        1,000,000           1,000           1,800           (8,355)          (5,555)
  Net (loss) for the year               --              --              --             (5,685)          (5,685)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 2001        1,000,000           1,000           1,800          (14,040)         (11,240)
  Net (loss) for the year               --              --              --             (4,335)          (4,335)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 2002        1,000,000           1,000           1,800          (18,375)         (15,575)
  Net (loss) for the year               --              --              --             (4,358)          (4,358)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 2003        1,000,000           1,000           1,800          (22,733)         (19,933)
  Net (loss) for the year               --              --              --             (6,605)          (6,605)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 2004        1,000,000           1,000           1,800          (29,338)         (26,538)

  Net (loss) for the year               --              --              --             (6,590)          (6,590)
                               -------------   -------------   -------------    -------------    -------------

Balances, December 31, 2005        1,000,000   $       1,000   $       1,800    $     (35,928)   $     (33,128)
                               =============   =============   =============    =============    =============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            AJ & J PHARMA CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS


                                                                  Cumulative
                                                                      from
                                                                    July 16,
                                                                      1998
                                                                  (Inception)
                                        Years Ended December 31       to
                                        ----------------------    December 31,
                                            2005        2004          2005
                                        ----------    --------    ------------

OPERATING ACTIVITIES
         Net (loss) from operations     $   (6,590)   $ (6,605)   $    (35,928)
                                        ----------    --------    ------------

NET CASH (USED BY) OPERATING ACTIVITIES     (6,590)     (6,605)        (35,928)
                                        ----------    --------    ------------

FINANCING ACTIVITIES
     Shareholder advances                    6,590       6,605          33,128
     Proceeds from sale of common stock       --          --             2,800
                                        ----------    --------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES    6,590       6,605          35,928
                                        ----------    --------    ------------

NET INCREASE IN CASH                          --          --              --

CASH, BEGINNING OF PERIOD                     --          --              --
                                        ----------    --------    ------------

CASH, END OF PERIOD                     $     --      $   --      $       --
                                        ==========    ========    ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              A J & J PHARMA, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

A J & J Pharma, Inc. (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company. The Company's year-end is December 31.

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

NOTE 2 - OPERATING EXPENSES

Operating expenses since inception include amounts incurred by the Company for management services, incorporation and annual charter fees, office expenses, filing fees, resident agent and auditing and review services at the lower of cost or fair value. Since the Company has never maintained a bank account, all such expenses incurred to December 31, 2005, of $33,128, have either been paid by or are attributed to the father of one of the principal shareholder's of the Company, less the proceeds the father received from the sale of the 1,000,000 shares of the Company's common stock of $2,800.


NOTE 3 - INCOME TAXES

Deferred tax assets for income taxes as of December 31, 2005, of approximately $3,136 were reduced to zero, after considering the valuation allowance of $3,136, since there is no assurance of future taxable income. As of December 31, 2005, there was also a net operating loss carryforward of approximately $15,678, which expires from 2019 through 2025, if unused. The following is an analysis of deferred tax assets as of December 31, 2005:

                                             Deferred     Valuation
                                            Tax Assets    Allowance    Balance
                                            ----------    ---------    --------
Deferred tax assets at December 31, 2004     $ 2,358      $( 2,358)    $  -0-

Additions for the year                           778          (778)       -0-
                                            ----------    ---------    --------
Deferred tax assets at December 31, 2005     $ 3,136       $(3,136)    $  -0-
                                            ==========    =========    ========

The following is reconciliation from the expected statutory federal income tax rate to the Company's actual income tax rate for the years ended December 31:

                                                            2005         2004
Expected income tax (benefit) at                         ---------    ---------
   federal statutory tax rate -20%                        $( 1,318)    $( 1,321)
Permanent differences                                          540          540
Valuation allowance                                            778          781
                                                         ---------    ---------
Actual income tax (benefit)                                $   -0-       $  -0-
                                                         =========    =========


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

     No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS 123 (R)
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The adoption of his pronouncement had no effect on the accompanying financial statements as of December 31, 2005.

                                      F-8

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name                       Age                      Positions and Offices Held
----------------           ---                      --------------------------
Kevin Ericksteen           31                       Director/President

Deanna Olson               34                       Secretary, Treasurer and
                                                    Director


Kevin Ericksteen has been President and Director since January 12, 1999. He attended University of San Diego Law School and holds a Bachelor of Arts degree from Arizona State University in Tempe, Arizona. As Consultant at Palamesa Investments in Kamloops, British Columbia, Mr. Ericksteen analyzed business opportunities, focusing on real estate feasibility as well as various chosen projects. As Manager of Ericksteen Consulting LLC., his work includes analysis and evaluation of emerging companies' business plans and models as well as determining valuation of prospective companies wishing to obtain listing on a public exchange.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2005, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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

A J&J Pharma Corporation

Dated: March 27, 2006

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        President

By: /s/ Deanna Olson
    ---------------------
        Deanna Olson
        Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2006

By: /s/ Kevin Ericksteen
    ---------------------
        Kevin Ericksteen
        Director

By: /s/ Deanna Olson
    ---------------------
        Deanna Olson
        Director