Form 10QSB
period 2006-03-31
A J&J PHARMA CORP
filed 2006-05-22
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2006.

[  ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number: 000-32767

A J&J PHARMA CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	86-1024812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10135 E Via Linda Road, Suite D-224A, Scottsdale, AZ 85260
(Address of principal executive office) (Zip Code)

602-821-6492
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2006 was 1,000,000.

A J&J PHARMA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets March 31, 2006 (unaudited) and December 31, 2005	3

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2006 and 2005, and cumulative from inception on December 31, 1998 through March 31, 2006	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and cumulative from inception on December 31, 1998 through March 31, 2006	5

	Statement of Stockholders' equity for the period from December 31, 1998 to March 31, 2006 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Plan of operation	7

Part II	Other Information	7

Item 1.	Legal Proceedings	7

Item 2.	Changes in Securities	7

Item 6.	Exhibits and Reports on Form 8-K	7

	Signatures	7

	Certifications	8

A J&J PHARMA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable, Officers	$35,816	$33,128

Total Current Liabilities	35,816	33,128

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares authorized, 1,000,000 issued and outstanding	1,000	1,000
Paid in capital	1,800	1,800
(Deficit) accumulated during the development stage	(38,616)	(35,928)

Total Stockholders' Equity (Deficit)	(35,816)	(33,128)

	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			from
			July 16,
			1998
	Three Months Ended		(Inception)
	March 31,		to
	2006	2005	March 31, 2006

REVENUES	$-	$-	$-

EXPENSES
General and administrative	2,688	2,455	38,616

Total expenses	2,688	2,455	38,616

NET (LOSS)	$(2,688)	$(2,455)	$(38,616)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
			July 16,
			1998
	Three Months Ended		(Inception)
	March 31,		to
	2006	2005	March 31, 2006

OPERATING ACTIVITIES
Net (loss) from operations	$(2,688)	$(2,455)	$(38,616)

NET CASH (USED BY) OPERATING ACTIVITIES	(2,688)	(2,455)	(38,616)

FINANCING ACTIVITIES
Shareholder advances	2,688	2,455	35,816
Proceeds from sale of common stock			2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,688	2,455	38,616

NET INCREASE IN CASH	-	-	-

CASH, BEGINNING OF PERIOD			-

CASH, END OF PERIOD	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)
Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)
(unaudited)
Net (loss) for the period				(2,688)	(2,688)

Balances, March 31, 2006 (unaudited)	1,000,000	$1,000	$1,800	$(38,616)	$(35,816)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities
None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14

32	Certificate of CEO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b) Reports on Form 8-K
None

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereto duly authorized.

A J&J PHARMA CORPORATON
(Registrant)

Date: May 17, 2006

By:/s/Kevin Ericksteen
Kevin Ericksteen
President and Director

Exhibit 31.1

Certificate of CEO as Required by Rule 13a-14(a)/15d-14

I, Kevin Ericksteen, Chief Executive Officer, Director certify that:

1. I have reviewed this 10QSB of  A J&J PHARMA CORPORATION
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 17, 2006

/s/ Kevin Ericksteen
Kevin Ericksteen
Chief Executive Officer
Director

Exhibit 31.2

Certificate of CFO as Required by Rule 13a-14(a)/15d-14

I, Kevin Ericksteen, Chief Financial Officer, Director certify that:

1. I have reviewed this 10QSB of  A J&J PHARMA CORPORATION

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 17, 2006

/s/ Kevin Ericksteen
Kevin Ericksteen
Chief Financial Officer
Director

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of A J&J PHARMA CORPORATION (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin Ericksteen, Chief Executive Officer & Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2006

/s/ Kevin Ericksteen
Kevin Ericksteen
Chief Executive Officer & Chief Financial Officer