Form 10KSB
period 2006-12-31
A J&J PHARMA CORP
filed 2007-05-08
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.: 000-32767
A J&J PHARMA CORPORATION
(Name of small business issuer in its charter)

Nevada	86-1024812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10135 E. Via Linda Road, Suite D-224A, Scottsdale, AZ, 85260
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
☒Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year. $ 0

As of December 31, 2006, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE
None

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

To simplify the language in this Form 10-KSB, AJ & J Pharma Corporation is referred to herein as the "Company" or "We."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

AJ & J Pharma Corporation (the "Company") is a Nevada corporation formed on July 16, 1998. Its principal place of business is located at 10135 E. Via Linda Road, Suite D-224A, Scottsdale, AZ, 85260. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with, and the acquisitions of, other companies. The Company has been in the developmental stage since its inception and has no operating history other than organizational matters.

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

Employees

The Company has no employees at the present time.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no assets, property, or operating capital.

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

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market

To the knowledge of current management, there is no public trading market for the Company's common stock

Holders

At December 31, 2006, there were approximately 37 holders of record of the Company's common stock.

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

ITEM 7. FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 2006

 TABLE OF CONTENTS

Part I Financial Information	Page

Item 1. Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets December 31, 2006 and December 31, 2005	F-2

Condensed Statements of Operations for the three and twelve months ended December 31, 2006 and 2005, and cumulative from inception on July 16,1998 through December 31, 2006	F--3

Statement of Stockholders' Deficit for the period from July 16,1998 to December 31, 2006	F-4

Condensed Statements of Cash Flows for the twelve months ended December 31, 2006 and 2005, and cumulative from inception on July 16, 1998 through December 31, 2006	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
A J & J Pharma Corp.
Scottsdale, Arizona

We have audited the accompanying balance sheet of A J & J Pharma Corp. as of December 31, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of A J & J Pharma Corp. for the year ended December 31, 2005. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the year ended December 31, 2005, is based solely on the report of the auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A J & J Pharma Corp. as of December 31, 2006 and the results of its operations, stockholders’ deficit and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Henderson, Nevada
March 29, 2007

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$39,864

Total Current Liabilities	39,864

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 1,000,000 issued and outstanding	1,000
Paid in capital	1,800
Accumulated deficit during the development stage	(42,664)

Total Stockholders' accumulated Deficit	(39,864)

$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			July 16,
			1998
	For The Years Ended		(Inception)
	December 31,		to
	2006	2005	December 31, 2006

REVENUES	$-	$-	$-

EXPENSES
General and administrative	6,736	6,590	42,664

Total expenses	6,736	6,590	42,664

NET (LOSS)	$(6,736)	$(6,590)	$(42,664)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

				Accumulated
				Deficit
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common
stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common
stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)

Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)

Net (loss) for the year				(6,736)	(6,736)

Balances, December 31, 2006	1,000,000	$1,000	$1,800	$(42,664)	$(39,864)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			July 16,
			1998
	For The Years Ended		(Inception)
	December 31,		to
	2006	2005	December 31, 2006

OPERATING ACTIVITIES
Net (loss) from operations	$(6,736)	$(6,590)	$(42,664)

NET CASH (USED BY) OPERATING ACTIVITIES	(6,736)	(6,590)	(42,664)

FINANCING ACTIVITIES
Accounts payable, related parties	6,736	6,590	39,864
Proceeds from sale of common stock	-	-	2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,736	6,590	42,664

NET INCREASE IN CASH	(0)	0	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$(0)	$0	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

AJ & J Pharma Corporation (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed July 16, 1998. Since inception it has had no operations and is a reporting company. The Company’s year-end is December 31.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations. Management’s plan is to pursue a stock exchange transaction with a viable entity. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, “Earnings per Share”. For loss per share and financial presentation purposes, all shares outstanding were considered issued at inception of the Company.

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

A J&J PHARMA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTS PAYABLE - RELATED PARTY

Since we do not have a bank account, we were advanced funds for our operating expenses. During 2006, 2005, and from inception, the father of our current president paid $4,036, $3,890, and $16,914, respectively, not including accruals attributed to him since inception of $14,850. We also accrued but have never paid, payroll and office overhead to our current President since he took office in 2004, of $1,500, and $1,200, annually, and $8,100 as of December 31, 2006. We consider these accruals to be the fair value for such items.

NOTE 3 - INCOME TAXES

Deferred tax assets for income taxes as of December 31, 2006, of $3,943 were reduced to zero, after considering the valuation allowance of $3,943, since there is no assurance of future taxable income. As of December 31, 2006 there was a net operating loss carryforward of $9,428, which expires as follows:

Expiring Year	Amount
2018	150
2019	150
2020	150
2021	150
2022	150
2023	-
2024	752
2025	3,890
2026	4,036
Total	$9,428

The following is an analysis of deferred tax assets as of December 31, 2006:

	Deferred		Valuation
	Tax Assets		Allowance		Balance
Deferred tax assets at December 31, 2005	$3,136	$	(3,136)		$-0-

Additions for the year	807		(807)	(807)	-0-

Deferred tax assets at December 31, 2006	$3,943	$	(3,943)		$-0-

Included in total deferred tax assets as of December 31, 2006, are the tax benefits of the net operating loss carryforward of $1,886, and deferred start up costs of $2,057.

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended December 31:

A J&J PHARMA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES - continued

		2006		2005
Expected income tax (benefit) at federal statutory tax rate -20%	$	(1,347)	$	(1,318)
Permanent differences		540		540
Valuation allowance		807		778
Income tax expense	$	- 0 -	$	- 0 -

All start up costs incurred since inception have been expensed for financial statement presentation purposes only. For income tax purposes, such costs, except for interest, taxes and research and development expenses, are deferred and are either amortized ratably over 5 years at the time our business commences, or permanently capitalized if no election to amortize them is timely made. Commencing in 2005, the Internal Revenue Code provides for an annual deduction of start up costs of $5,000. As of December 31, 2006, total deferred start up costs were $10,286.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless a new accounting pronouncement provides specific transition provisions to the contrary or it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. We adopted the provision of SFAS No. 154 in its first fiscal quarter of 2006. The adoption did not have a material effect on our financial statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payments ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial statements.

A J&J PHARMA CORPORATION
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS No. 157 for our financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:
Name	Age	Positions and Offices Held
Kevin Ericksteen	32	Director/President

Deanna Olson	35	Secretary, Treasurer and Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2006, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT - continued

Security Ownership of Beneficial Owners:

Beneficial Owner	Class	Amount	Nature of Ownership	Percentage
Kevin Ericksteen	Common	400,000	Direct	40%

Deanna Olson	Common	400,000	Direct	40%

TOTAL		800,000
Common Shares:

Security Ownership of Management:

Beneficial Owner	Class	Amount	Nature of Ownership	Percentage
Kevin Ericksteen	Common	400,000	Direct	40%
Director/President

Deanna Olson	Common	400,000	Direct	40%
Secretary/Treasurer

TOTAL
Common Shares:		800,000

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER  DESCRIPTION
10.1	Articles of Incorporation*
10.2	Bylaws*
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Incorporated by Reference on Form 10SB12G filed May 15, 2001, and amended on May 24, 2001.

(b) Reports on Form 8-K
None

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2006, we incurred $ 2,983.00 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2005, we incurred approximately $2,516.66 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and  September 30, 2005.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

AJ & J Pharma Corporation

Date: April 23, 2007	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title President

Date: April 23, 2007	By:	/s/ Deanna Olson
Deanna Olson
Title Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 23, 2007	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title Director

Date: April 23, 2007	By:	/s/ Deanna Olson
Deanna Olson
Title Director