Form 10KSB
period 2007-12-31
A J&J PHARMA CORP
filed 2008-04-01
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of December 31, 2007, we had 1,000,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market

To the knowledge of current management, there is no public trading market for the Company's common stock

Holders

At December 31, 2007, there were approximately 37 holders of record of the Company's common stock.

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

ITEM 7. FINANCIAL STATEMENTS

A J&J PHARMA CORPORATION
FINANCIAL STATEMENTS
DECEMBER 31, 2006

 TABLE OF CONTENTS

Part I Financial Information	Page

Item 1. Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets December 31, 2007 and December 31, 2006	F-2

Condensed Statements of Operations for the three and twelve months ended December 31, 2007 and 2006, and cumulative from inception on July 16,1998 through December 31, 2007	F-3

Statement of Stockholders' Deficit for the period from July 16,1998 to December 31, 2007	F-4

Condensed Statements of Cash Flows for the twelve months ended December 31, 2007 and 2006, and cumulative from inception on July 16, 1998 through December 31, 2007	F-5

Notes to Financial Statements	F-6

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
A J&J Pharma, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of A J&J Pharma, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and cumulative from July 16, 1998 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A J&J Pharma, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and cumulative from July 16, 1998 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not established a revenue source or has generated losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
December 31, 2007

ASSETS

CURRENT ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$47,570

Total Current Liabilities	47,570

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 1,000,000 issued and
outstanding	1,000
Paid in capital	1,800
Accumulated deficit during the development stage	(50,370)

Total Stockholders' accumulated Deficit	(47,570)

Total Liabilities and Stockholders' accumulated Deficit	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			Cumulative
			from
			July 16,
			1998
	For The Years Ended		(Inception)
	December 31,		to
	2007	2006	December 31, 2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative	7,706	6,736	50,370

Total expenses	7,706	6,736	50,370

NET (LOSS)	$(7,706)	$(6,736)	$(50,370)

NET (LOSS) PER SHARE	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Accumulated Deficit
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common
stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common
stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)

Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)

Net (loss) for the year				(6,736)	(6,736)

Balances, December 31, 2006	1,000,000	1,000	1,800	(42,664)	(39,864)

Net (loss) for the year				(7,706)	(7,706)

Balances, December 31, 2007	1,000,000	$1,000	$1,800	$(50,370)	$(47,570)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A.J. & J. PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			Cumulative
			from
			July 16,
			1998
	For The Years Ended		(Inception)
	December 31,		to
	2007	2006	December 31, 2007

OPERATING ACTIVITIES
Net (loss) from operations	$(7,706)	$(6,736)	$(50,370)

NET CASH (USED BY) OPERATING ACTIVITIES	(7,706)	(6,736)	(50,370)

FINANCING ACTIVITIES
Accounts payable, related parties	7,706	6,736	47,570
Proceeds from sale of common stock	-	-	2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,706	6,736	50,370

NET INCREASE IN CASH	(0)	(0)	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$(0)	$(0)	$-

SUPPLEMENTAL INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J & J PHARMA, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising

We expense most advertising costs as we incur them, but we capitalize and amortize certain direct-response advertising costs over periods not exceeding one year. For the year ended December 31, 2007, we did not incur any advertising expenses.

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

A J & J PHARMA, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 – ACCOUNTS PAYABLE – RELATED PARTY

Since we do not have a bank account, we were advanced funds for our overhead and operating expenses by our President since inception. During 2007 and 2006, the affiliate paid for our accounting fees of $3,867 and various fees of $1,139, totaling $5,006, and accounting fees of $2,983 and various fees of $1,053, totaling $4,036, respectively. We also accrued payroll for our President for each of the years 2007 and 2006, of $1,500, and office rent of $1,200, which we consider to be the fair value for such items. No accruals to our President have been paid since he took office at inception.  As of December 31, 2007 we owed our President $45,570.

NOTE 3 – INCOME TAXES

Deferred tax assets for income taxes as of December 31, 2007, of $4,653 were reduced to zero, after considering the valuation allowance of $4,653, since there is no assurance of future taxable income. As of December 31, 2007 there was a net operating loss carryforward of $12,977, which expires as follows:

Expiring Year	Amount
2018	150
2019	150
2020	150
2021	150
2022	150
2023	-
2024	752
2025	3,890
2026	4,036
2027	3,549
Total	$12,977

The following is an analysis of deferred tax assets as of December 31, 2007:

	Deferred Tax Assets	Valuation Allowance		Balance
Deferred tax assets at December 31, 2006	$3,943	$	(3,943)	$-0-

Additions for the year	710		(710)	-0-

Deferred tax assets at December 31, 2007	$4,653	$	(4,653)	$-0-

Included in total deferred tax assets as of December 31, 2007, are the tax benefits of the net operating loss carryforward of $2,596, and deferred start up costs of $2,057.

A J & J PHARMA, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INCOME TAXES - continued

The following is reconciliation from the expected statutory federal income tax rate to the Company’s actual income tax rate for the years ended December 31:

	2007		2006
Expected income tax (benefit) at
federal statutory tax rate -20%	$	(1,250)	$	(1,347)
Permanent differences		540		540
Valuation allowance		710		778

Income tax expense	$	- 0 -	$	- 0 -

All start up costs incurred since inception have been expensed for financial statement presentation purposes only. For income tax purposes, such costs, except for interest, taxes and research and development expenses, are deferred and are either amortized ratably over 5 years at the time our business commences, or permanently capitalized if no election to amortize them is timely made. Commencing in 2005, the Internal Revenue Code provides for an annual deduction of start up costs of $5,000. As of December 31, 2007, total deferred start up costs were $10,286.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

No income tax returns have been filed since inception, nor is there any income tax liability associated with such returns.

NOTE 5 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

A J & J PHARMA, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes.  FIN 48 will be effective for the quarter ending March 31, 2007.  Since as a result of our history of operating losses, its effects, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the foreseeable future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not evaluated the potential impact of adopting SFAS No. 157 for our financial statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not evaluated the potential impact of adopting SFAS No. 159 for our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141 to have a material impact on our financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Kevin Ericksteen	33	Director/President

Deanna Olson	36	Secretary, Treasurer and Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

As of December 31, 2007, there were 1,000,000 shares of our common stock, $.001 par value outstanding. The following tabulates holdings of our shares by each person who, subject to the above, at the date of this registration, holds of record or is known by our management to own beneficially more than 5.0% of the common shares and, in addition, by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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

* Incorporated by Reference on Form 10SB12G filed May 15, 2001, and amended on May 24, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended December 31, 2007, we incurred $3,500.00 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2007 and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During fiscal year ended December 31, 2006, we incurred $2,983.000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and  September 30, 2006.

During fiscal year ended December 31, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

AJ & J Pharma Corporation

Date: March 31, 2008	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title President

Date: March 31, 2008	By:	/s/ Deanna Olson
Deanna Olson
Title Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ Kevin Ericksteen
Kevin Ericksteen
Title Director

Date: March 31, 2008	By:	/s/ Deanna Olson
Deanna Olson
Title Director