Form 10-Q
period 2008-06-30
A J&J PHARMA CORP
filed 2008-09-22
CIK 1140452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2008 was 1,000,000.

A J & J PHARMA, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

		Page
Part I	Financial Information	3

Item 1.	Financial Statements:	3

	Condensed Balance Sheets June 30, 2008 (unaudited) and December 31, 2007	3

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and cumulative from inception on July 16, 1998 through June 30, 2008	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and cumulative from inception on July 16, 1998 through June 30, 2008	5

	Statement of Stockholders' Deficit for the period from July 16, 1998 to June 30, 2008 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	8

Part II	Other Information	9

Item 1.	Legal Proceedings	9

Item 1A.	Risk Factors	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

	Signatures	10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

A J & J PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable, related parties	$50,350	$47,570

Total Current Liabilities	50,350	47,570

STOCKHOLDERS' DEFICIT

Common stock, par value $.001, 25,000,000
shares authorized, 1,000,000 issued and
outstanding	1,000	1,000
Paid in capital	1,800	1,800
Accumulated deficit during the development stage	(53,150)	(50,370)

Total Stockholders' accumulated Deficit	(50,350)	(47,570)

Total Liabilities and Stockholders' accumulated Deficit	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J & J PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from
					July 16,
					1998
	For The Three Months Ended		For The Six Months Ended		(Inception)
	June 30,		June 30,		to
	2008	2007	2008	2007	June 30, 2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	971	2,861	2,780	4,589	53,150

Total expenses	971	2,861	2,780	4,589	53,150

NET (LOSS)	$(971)	$(2,861)	$(2,780)	$(4,589)	$(53,150)

NET (LOSS) PER SHARE	*	*	*	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000	1,000,000

* less than $ (0.01) per share

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J & J PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from
			July 16,
			1998
	For The Six Months Ended		(Inception)
	June 30,		to
	2008	2007	June 30, 2008

OPERATING ACTIVITIES
Net (loss) from operations	$(2,780)	$(4,589)	$(53,150)

NET CASH (USED BY) OPERATING ACTIVITIES	(2,780)	(4,589)	(53,150)

FINANCING ACTIVITIES
Accounts payable, related parties	2,780	4,589	50,350
Proceeds from sale of common stock	-	-	2,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,780	4,589	53,150

NET INCREASE IN CASH	0	(0)	-

CASH, BEGINNING OF PERIOD	-	-	-

CASH, END OF PERIOD	$0	$(0)	$-

SUPPLEMENTAL INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SUPPLEMENTAL NONCASH INFORMATION
	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J & J PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS' DEFICIT

			Accumulated Deficit
				During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balances, at inception	-	$-	$-	$-	$-
July 16, 1998:
Proceeds from sale of common
stock at $.01 per share	200,000	200	1,800		2,000
Proceeds from sale of common
stock at par value $.001	800,000	800			800
Net (loss) for the period				(2,385)	(2,385)

Balances, December 31, 1998	1,000,000	1,000	1,800	(2,385)	415
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 1999	1,000,000	1,000	1,800	(5,370)	(2,570)
Net (loss) for the year				(2,985)	(2,985)

Balances, December 31, 2000	1,000,000	1,000	1,800	(8,355)	(5,555)
Net (loss) for the year				(5,685)	(5,685)

Balances, December 31, 2001	1,000,000	1,000	1,800	(14,040)	(11,240)
Net (loss) for the year				(4,335)	(4,335)

Balances, December 31, 2002	1,000,000	1,000	1,800	(18,375)	(15,575)
Net (loss) for the year				(4,358)	(4,358)

Balances, December 31, 2003	1,000,000	1,000	1,800	(22,733)	(19,933)
Net (loss) for the year				(6,605)	(6,605)

Balances, December 31, 2004	1,000,000	1,000	1,800	(29,338)	(26,538)
Net (loss) for the year				(6,590)	(6,590)

Balances, December 31, 2005	1,000,000	1,000	1,800	(35,928)	(33,128)
Net (loss) for the year				(6,736)	(6,736)

Balances, December 31, 2006	1,000,000	1,000	1,800	(42,664)	(39,864)

Net (loss) for the year				(7,706)	(7,706)

Balances, December 31, 2007	1,000,000	1,000	1,800	(50,370)	(47,570)

Net (loss) for the period				(2,780)	(2,780)

Balances, June 30, 2008 (unaudited)	1,000,000	$1,000	$1,800	$(53,150)	$(50,350)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

A J & J PHARMA, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

Note 1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been made.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Due to these deficiencies, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2008, the design and operation of our disclosure controls and procedures were not effective. We will be reporting on the progress of our efforts to correct these deficiencies in future reports.

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